Form 10-K
period 2006-12-31
RASC Series 2006-KS5 Trust
filed 2007-03-29
CIK 1361592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2006
                                       or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For Transition period ______________________________


             Commission File Number of issuing entity: 333-131209-04
                           RASC SERIES 2006-KS5 TRUST
           (Exact name of issuing entity as specified in its charter)

                    RESIDENTIAL ASSET SECURITIES CORPORATION
              (Exact name of depositor as specified in its charter)

                        RESIDENTIAL FUNDING COMPANY, LLC
               (Exact name of sponsor as specified in its charter)

                                    New York
      (State or other jurisdiction of incorporation or organization of the issuing entity)

            c/o Residential Funding Company, LLC, as Master Servicer
                         8400 Normandale Lake Boulevard
                          Minneapolis, Minnesota 55437
           (Address of principal executive offices of issuing entity)

                                 (952) 857-7000
                     (Telephone number, including area code)

                                      None
                      (I.R.S. Employer Identification No.)

                                       N/A
           (Former name, former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None
Securities Registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |_|  No  |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes |X|  No  |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-K or any amendment to this Form 10-K. |X|

[Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer |_| Accelerated  filer |_|  Non-accelerated  filer  |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes |_| No |X|

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

                                     PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1: Business.
Item 1A: Risk Factors.
Item 2: Properties.
Item 3: Legal Proceedings.
Item 4: Submission of Matters to a Vote of Security Holders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1112(B) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL INFORMATION).

None.

ITEM 1114(B)(2) OF REGULATION AB: CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

None.

ITEM 1115(B) OF REGULATION AB: CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.

ITEM 1117 OF REGULATION AB: LEGAL PROCEEDINGS.

There are no material pending legal or other proceedings involving the mortgage loans or Residential Funding Company, LLC ("Residential Funding"), as sponsor and master servicer, Residential Asset Securities Corporation, as depositor, RASC Series 2006-KS5 Trust, as the issuing entity, Homecomings Financial, LLC ("Homecomings") and GMAC Mortgage, LLC ("GMACM"), as subservicers, or other parties described in Item 1117 of Regulation AB that, individually or in the aggregate, would have a material adverse impact on investors in the securities (the "Securities") to which this report relates.

Residential Funding, Homecomings and GMACM are currently parties to various legal proceedings arising from time to time in the ordinary course of their businesses, some of which purport to be class actions. Based on information currently available, it is the opinion of Residential Funding, Homecomings and GMACM that the eventual outcome of any currently pending legal proceeding, individually or in the aggregate, will not have a material adverse effect on their ability to perform their obligations in relation to the mortgage loans. No assurance, however, can be given that the final outcome of these legal proceedings, if unfavorable, either individually or in the aggregate, would not have a material adverse impact on Residential Funding, Homecomings or GMACM. Any such unfavorable outcome could adversely affect the ability of Residential Funding, Homecomings or GMACM to perform its servicing duties with respect to the mortgage loans and potentially lead to the replacement of Residential Funding, Homecomings or GMACM with a successor servicer.

                                     PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6:    Selected Financial Data.
Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A:   Quantitative and Qualitative Disclosures about Market Risk.
Item 8:    Financial Statements and Supplementary Data.
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Item 9A: Controls and Procedures.

ITEM 9B: OTHER INFORMATION.

None.

                                    PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 10:   Directors and Executive Officers of the Registrant.
Item 11:   Executive Compensation.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13:   Certain Relationships and Related Transactions.
Item 14:   Principal Accountant Fees and Services.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1119 OF REGULATION AB: AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information contemplated by Item 1119 of Regulation AB has been omitted from this report in reliance on the Instruction to Item 1119.

ITEM 1122 OF REGULATION AB: COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

Each of Residential Funding Company, LLC, Homecomings Financial, LLC, U.S. Bank National Association and Wells Fargo Bank, National Association (each, a "Servicing Participant") has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a "Report on Assessment") as of December 31, 2006 and for the period covered by this Form 10-K, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an "Attestation Report") by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

A Servicing Participant may engage one or more vendors to perform specific and limited, or scripted activities that address all or a portion of one or more servicing criteria applicable to such Servicing Participant. In these cases, the Servicing Participant has instituted policies and procedures to monitor whether such vendors' activities comply in all material respects with such servicing criteria, and may elect to take responsibility for assessing compliance with the servicing criteria applicable to such vendors' activities in such Servicing Participant's Report on Assessment.

Except as disclosed below, no Report on Assessment or related Attestation Report has identified (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant's policies and procedures to monitor vendor compliance.

Exceptions:

Residential  Funding  Company,   LLC:  The  Report  on  Assessment  prepared  by
Residential Funding Company, LLC and the related Attestation Report have identified material noncompliance with one servicing criterion applicable to it. Specifically, with regard to servicing criterion 1122(d)(3)(i)(B) (which contemplates that reports to investors provide information calculated in accordance with the terms specified in the transaction agreements), information required by the transaction agreements was excluded from, or incorrectly reported in, certain of the investor reports. The registrant does not believe these reporting errors had any material impacts or effects on investors and corrective action was completed to address ongoing compliance.

Platform-Level Reports:

Regulations of the Securities and Exchange Commission (the "SEC") require that each Servicing Participant complete a Report on Assessment at a "platform" level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. More recent guidance from the SEC staff identifies additional parameters which a Servicing Participant may apply to define and further limit its platform. For example, a Servicing Participant may define its platform to include only transactions that were completed on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933. Each Servicing Participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the Servicing Participant's business model and the transactions in which it is involved.

Based on our understanding of their platforms and the guidance that is available at this time, we believe that the parameters by which the Servicing Participants have defined their platforms should be permissible. However, because the SEC's regulations are new and the guidance that is available at this time is subject to clarification or change, we cannot assure you that the SEC and its staff will necessarily agree.

ITEM 1123 OF REGULATION AB: SERVICER COMPLIANCE STATEMENT.

Each of Residential Funding Company, LLC, GMAC Mortgage, LLC and Homecomings Financial, LLC (each, a "Servicer") has been identified by the registrant as a servicer with respect to the pool assets held by the Issuing Entity. Each Servicer has provided a statement of compliance with its obligations under the servicing agreement applicable to such Servicer (a "Compliance Statement") for the period covered by this Form 10-K, in each case signed by an authorized officer of the related servicer. Each Compliance Statement is attached as an exhibit to this Form 10-K. None of the Compliance Statements has identified any instance where the related Servicer has failed to fulfill its obligations under the applicable servicing agreement in any material respects.

                                     PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

        (a)(1) Not Applicable.

        (a)(2) Not Applicable.

        (a)(3) Not Applicable.

        (b) Exhibits.

EXHIBIT
NUMBER                                    DESCRIPTION
------------    ----------------------------------------------------------------
3.1             Certificate of  Incorporation  of Residential  Asset  Securities
                Corporation  (incorporated  by reference to the Annual Report on
                Form 10-K for the period ended December 31, 2006,  filed by RASC
                Series   2006-KS1   Trust  with  the   Securities  and  Exchange
                Commission).
3.2             Bylaws of Residential Asset Securities Corporation (incorporated by  reference  to the Annual  Report on Form 10-K for the period ended  December 31, 2006,  filed by RASC Series  2006-KS1  Trust with the Securities and Exchange Commission).
10.1            Pooling and  Servicing  Agreement,  dated as of June 1, 2006, by
                and  among   Residential   Asset  Securities   Corporation,   as
                depositor,    Residential   Funding   Company,   LLC   (formerly
                Residential Funding Corporation),  as master servicer,  and U.S.
                Bank National Association, as trustee (incorporated by reference to the Report on Form 8-K filed by the  Issuing  Entity with the
                Securities and Exchange Commission on July 14, 2006).
10.2            Assignment and Assumption Agreement,  dated as of June 29, 2006, between Residential Funding Company,  LLC (formerly  Residential
                Funding    Corporation)   and   Residential   Asset   Securities
                Corporation (incorporated by reference to the Report on Form 8-K filed by the Issuing  Entity with the  Securities  and  Exchange
                Commission on July 14, 2006).
10.3            Confirmation,  dated  as of June 29,  2006,  between  U.S.  Bank
                National  Association,  as trustee on behalf of the RASC  Series
                2006-KS5  Trust,  and  Bear  Stearns  Financial   Products  Inc.
                (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on July 14, 2006).
31.1            Certification of Residential  Funding  Company,  LLC pursuant to
                Rule  13a-14(d)/15d-14(d)  under the Securities  Exchange Act of
                1934.
33.1            Report on Assessment of Compliance  with  Servicing  Criteria of
                Residential Funding Company, LLC as of December 31, 2006 and for the period covered by this Form 10-K.
33.2            Report on Assessment of Compliance  with  Servicing  Criteria of
                Homecomings Financial, LLC as of December 31, 2006 and for the period covered by this Form 10-K.
33.3            Report on Assessment of Compliance  with  Servicing  Criteria of
                U.S. Bank National Association as of December 31, 2006 and for the period covered by this Form 10-K.
33.4            Report on Assessment of Compliance  with  Servicing  Criteria of
                Wells Fargo Bank, National Association as of December 31, 2006 and for the period covered by this Form 10-K.

34.1 Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Residential Funding Company, LLC.
34.2 Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Homecomings Financial, LLC.
34.3 Attestation Report of Ernst & Young, LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association.
34.4 Attestation Report of KPMG, LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo Bank, National Association.
35.1            Servicer  Compliance  Statement of Residential  Funding Company,
                LLC.
35.2            Servicer Compliance Statement of GMAC Mortgage, LLC
35.3            Servicer Compliance Statement of Homecomings Financial, LLC.

        (c)    Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 2007
                                          RASC SERIES 2006-KS5 TRUST

                                          By:  Residential Funding Company, LLC,
                                               as Master Servicer

                                                 By:  /s/ Anthony N. Renzi
                                                      Name: Anthony N. Renzi
                                                      Title: Managing Director

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
------------    ----------------------------------------------------------------
3.1             Certificate of  Incorporation  of Residential  Asset  Securities
                Corporation  (incorporated  by reference to the Annual Report on
                Form 10-K for the period ended December 31, 2006,  filed by RASC
                Series   2006-KS1   Trust  with  the   Securities  and  Exchange
                Commission).
3.2             Bylaws of Residential Asset Securities Corporation (incorporated by  reference  to the Annual  Report on Form 10-K for the period ended  December 31, 2006,  filed by RASC Series  2006-KS1  Trust with the Securities and Exchange Commission).
10.1            Pooling and  Servicing  Agreement,  dated as of June 1, 2006, by
                and  among   Residential   Asset  Securities   Corporation,   as
                depositor,    Residential   Funding   Company,   LLC   (formerly
                Residential Funding Corporation),  as master servicer,  and U.S.
                Bank National Association, as trustee (incorporated by reference to the Report on Form 8-K filed by the  Issuing  Entity with the
                Securities and Exchange Commission on July 14, 2006).
10.2            Assignment and Assumption Agreement,  dated as of June 29, 2006, between Residential Funding Company,  LLC (formerly  Residential
                Funding    Corporation)   and   Residential   Asset   Securities
                Corporation (incorporated by reference to the Report on Form 8-K filed by the Issuing  Entity with the  Securities  and  Exchange
                Commission on July 14, 2006).
10.3            Confirmation,  dated  as of June 29,  2006,  between  U.S.  Bank
                National  Association,  as trustee on behalf of the RASC  Series
                2006-KS5  Trust,  and  Bear  Stearns  Financial   Products  Inc.
                (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on July 14, 2006).
31.1            Certification of Residential  Funding  Company,  LLC pursuant to
                Rule  13a-14(d)/15d-14(d)  under the Securities  Exchange Act of
                1934.
33.1            Report on Assessment of Compliance  with  Servicing  Criteria of
                Residential Funding Company, LLC as of December 31, 2006 and for the period covered by this Form 10-K.
33.2            Report on Assessment of Compliance  with  Servicing  Criteria of
                Homecomings Financial, LLC as of December 31, 2006 and for the period covered by this Form 10-K.
33.3            Report on Assessment of Compliance  with  Servicing  Criteria of
                U.S. Bank National Association as of December 31, 2006 and for the period covered by this Form 10-K.
33.4            Report on Assessment of Compliance  with  Servicing  Criteria of
                Wells Fargo Bank, National Association as of December 31, 2006 and for the period covered by this Form 10-K.
34.1            Attestation Report of  PricewaterhouseCoopers  LLP on Assessment
                of Compliance  with Servicing  Criteria  relating to Residential
                Funding Company, LLC.

34.2 Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Homecomings Financial, LLC.
34.3 Attestation Report of Ernst & Young, LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association.
34.4 Attestation Report of KPMG, LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo Bank, National Association.
35.1            Servicer  Compliance  Statement of Residential  Funding Company,
                LLC.
35.2            Servicer Compliance Statement of GMAC Mortgage, LLC
35.3            Servicer Compliance Statement of Homecomings Financial, LLC.